Form 10-Q
period 2014-03-31
RS Soda Holdings Inc.
filed 2014-05-20
CIK 1586510

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2014

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55059


                         RS SODA HOLDINGS INC.
           (Exact name of registrant as specified in its charter)

                     ORANGE RUN ACQUISITION CORPORATION
           (Former Name of Registrant as Specified in its Charter)


            Delaware                             46-3558702
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                         9227 Haven Avenue, #310
                      Cucamonga, California 91730

          (Address of principal executive offices)  (zip code)

                              909-927-4747
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2014

Common Stock, par value $0.0001               1,500,000

Documents incorporated by reference:            None

______________________________________________________________________


                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of March 31, 2014 (unaudited)
and December 31, 2013                                           1

Condensed Statements of Operations for the Three Months Ended
March 31, 2014 and for the Period from July 2, 2013
(Inception) to March 31, 2014 (unaudited)                       2

Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2014 and for the Period from July 2, 2013
(Inception) to March 31, 2014 (unaudited)                       3

Notes to condensed Financial Statements (unaudited)             5-8

______________________________________________________________________

                           RS SODA HOLDINGS INC.
                 (Formerly Orange Run Acquisition Corporation)
                        (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS


  ASSETS
                                                    March 31,       December 31,
						      2014             2013
                                                   ------------      ----------
                                                   (unaudited)

  Current assets

    Cash                                         $        50        $    2,000
                                                  ------------      -----------
  Total assets                                   $        50        $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued liabilities                             $       400        $      400
                                                  ------------      -----------

     Total liabilities                                   400               400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares and
    1,500,000 shares issued and outstanding as
    of December 31, 2013 and March 31, 2014,
    respectively                                          150            2,000

  Additional paid-in capital                              157              257

  Deficit accumulated during the
     development stage                                   (657)            (657)
                                                  ------------      -----------
  Total stockholders' equity                             (350)            1,600
                                                  ------------      -----------
  Total liabilities and stockholders'
      equity                                      $         50       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited financial statements

______________________________________________________________________
                            RS SODA HOLDINGS INC.
                 (Formerly Orange Run Acquisition Corporation)
                        (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                               (unaudited)

                                                   For the periods
                               For the three         from July 2,
                               months ended            2013 to
                               March 31, 2014      March 31, 2014
                               --------------     -----------------

                               --------------     -----------------

Revenue                        $           -       $            -

Operating expenses                         -                   657

Income tax                                 -                     -
                               --------------     -----------------
Net loss                       $           -                  (657)
                               ==============     =================

Loss per share -
   basic and diluted           $          (0)                   (0)
                               ==============     =================

Weighted average shares-
   basic and diluted               19,350,000           20,000,000
                               ==============     =================


The accompanying notes are an integral part of these unaudited financial statements

                                           3

______________________________________________________________________
                          RS SODA HOLDINGS INC.
              (Formerly Orange Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                               For the
                                                             period from
                                          For the three     July 2, 2013
                                          months ended      (Inception) to
                                          March 31, 2014    March 31, 2014
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      -	     $     (657)
 Changes in Operating Assets and
         Liabilities

   Accrued liablities                             -                 400
                                          -------------     --------------

   Net cash used in operating activities          -                (257)
                                          -------------     --------------

FINANCING ACTIVITIES

 issuance (redemption)of common stock           (1,950)               50

 Proceeds from stockholders' additional
       paid-in capital                               -               257
                                          -------------     --------------
   Net cash provided by financing
       activities                               (1,950)              307
                                          -------------     --------------
 Net increase (decrease) in cash                 1,950                50

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $         50                50
                                          =============     ==============


The accompanying notes are an integral part of these unaudited financial statements

______________________________________________________________________
                           RS SODA HOLDINGS INC.
               (Formerly Orange Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF OPERATIONS

RS Soda Holdings Inc. ("RS Soda" or "the Company") was incorporated on July 9, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with RS Soda. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has cash on hand of $50 as of March 31, 2014.


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2014.

______________________________________________________________________
                          RS SODA HOLDINGS INC.
               (Formerly Orange Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2014, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

______________________________________________________________________
                          RS SODA HOLDINGS INC.
                 (Formerly Orange Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2014. The Company had working capital deficit of $350 and an accumulated deficit of $657 as of March 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

______________________________________________________________________
                         RS SODA HOLDINGS INC.
                 (Formerly Orange Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

      On March 30, 2014, the Company effected a change in control by the following transactions:

   The Registrant redeemed an aggregate of 19,500,000 of the then
   20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

   James Cassidy and James McKillop each resigned as the Company's president, secretary and director and vice president and director, respectively.

  Ramon Siqueiros was named as the sole director and officer of the Registrant.

	On March 31, 2014 the Company issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 67% of the total outstanding 1,500,000 shares of common stock as follows:

               510,000        Ramon Siqueiros III
               490,000        Nehad Ayyoub


The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2014, 1,500,000 shares of common stock and no preferred stock were issued and outstanding.



______________________________________________________________________

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      RS Soda Holdings Inc. (formerly Orange Run Acquisition Corporation) (the "Company") was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

      In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On September 30, 2013, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has no employees.

     The Company entered into an agreement with Tiber Creek
Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

      On March 30, 2014, the Registrant effected a change in control by the following transactions:

   The Company redeemed an aggregate of 19,500,000 of the then
   20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

   James Cassidy and James McKillop each resigned as the Company's president, secretary and director and vice president and director, respectively.

  Ramon Siqueiros was named as the sole director and officer of the Registrant.

	On March 31, 2014 the Company issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 67% of the total outstanding 1,500,000 shares of common stock as follows:

               510,000        Ramon Siqueiros III
               490,000        Nehad Ayyoub

Business

      The Company was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

     The Company anticipates that it will that it will develop its business with a business combination with a private company or through the development of its business plan. The Company is designed to develop, produce and market "R Soda", a soft drink made with all natural ingredients. To date, the Company has no operations and no agreements have been executed. If the Registrant makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

      The Company may develop its operations by marketing and internal growth and/or by effecting a business combination with an operating company in the field. The Company anticipates that if it enters such a business combination it would likely take the form of a merger. It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect any business combination.

     If and when the Company chooses to enter into a business combination, it will likely file a registration statement after such business combination is effected.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of March 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception.

     At March 31, 2014, the Company had sustained a net loss of $0 and had an accumulated deficit of $657.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      Although the Company has effected a change in control, the Company remains, as it was previously, a development stage company under the direct control of its officers. There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

     On July 9, 2013 the Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

James Cassidy 		10,000,000          $1,000
                            (9,750,000 redeemed on March 30, 2014)
James McKillop		10,000,000          $1,000
                            (9,750,000 redeemed on March 30, 2014)

	On March 31, 2014, The Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

Ramon Siqueiros III	510,000        		$  510
Nehad Ayyoub		490,000			$  490




ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RS SODA HOLDINGS INC.

                            By:   /s/ Ramon Siqueiros III
                                  Chief Executive Officer
				  Chief Financial Officer

Dated:   May 20, 2014